Form 10-K
period 2017-12-31
Morgan Stanley Capital I Trust 2016-UBS12
filed 2018-04-02
CIK 1689417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2017

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

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

  Not applicable.

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

•        the 101 Hudson Street mortgage loan, which is serviced pursuant to the MSC 2016-BNK2 pooling and servicing agreement attached hereto as Exhibit 4.3; and

•      the Novo Nordisk mortgage loan and the Greenwich Office Park mortgage loan, which are serviced pursuant to the CSMC 2016-NXSR pooling and servicing agreement attached hereto as Exhibit 4.4.

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

•        Wells Fargo Bank, National Association, as master servicer under the CSMC 2016-NXSR pooling and servicing agreement, pursuant to which the Greenwich Office Park and Novo Nordisk mortgage loans are serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the Greenwich Office Park and Novo Nordisk mortgage loans for the reporting period.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as disclosed in the prospectus of the issuing entity filed in a 424(b)(2) filing dated December 8, 2016, and other than as follows:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

In addition to the information regarding this Item that has been disclosed in the prospectus of the issuing entity filed in a 424(b)(2) filing dated December 8, 2016, Wells Fargo Bank, National Association, the master servicer and custodian under the CSMC 2016-NXSR pooling and servicing agreement, pursuant to which the Greenwich Office Park mortgage loan and Novo Nordisk mortgage loan are serviced, is also the MSC 2016-UBS12 custodian and the master servicer and custodian under each Outside Pooling and Servicing Agreement pursuant to which the outside serviced mortgage loans are currently serviced.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated as of December 1, 2016, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as trustee, certificate administrator, certificate registrar, authenticating agent and custodian, and Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on December 20, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of November 1, 2016, between Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the MSBAM 2016-C31 securitization transaction, pursuant to which the Vintage Park Mortgage Loan and the Huntington Center Mortgage Loan are serviced (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of November 1, 2016, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, C-III Asset Management LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and custodian, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the MSC 2016-BNK2 securitization transaction, pursuant to which the 101 Hudson Street Mortgage Loan is serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K/A filed on March 1, 2017 under SEC File No. 333-206582-06 and incorporated by reference herein).

(4.4) Pooling and Servicing Agreement, dated as of December 1, 2016, between Credit Suisse Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, certificate registrar, authenticating agent and custodian, and Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, relating to the CSMC 2016-NXSR securitization transaction, pursuant to which the Greenwich Office Park Mortgage Loan and the Novo Nordisk Mortgage Loan are serviced (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K/A filed on February 13, 2017 under SEC File No. 333-206582-06 and incorporated by reference herein).

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

33.2  Wells Fargo Bank, National Association, as Custodian

33.3  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.4  Rialto Capital Advisors, LLC, as Special Servicer

33.5  Park Bridge Lender Services LLC, as Operating Advisor

33.6  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Vintage Park (from 1/1/17 to 12/31/17) and Huntington Center (from 1/1/17 to 12/31/17)

33.7  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Vintage Park (from 1/1/17 to 12/31/17) and Huntington Center (from 1/1/17 to 12/31/17)

33.8  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Vintage Park (from 1/1/17 to 12/31/17) and Huntington Center (from 1/1/17 to 12/31/17)

33.9  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced: 101 Hudson Street (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.10  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced: 101 Hudson Street (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.11  National Tax Search, LLC, as Servicing Function Participant under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced: 101 Hudson Street (from 1/1/17 to 12/31/17) (see Exhibit 33.8)

33.12  Wells Fargo Bank, National Association, as Master Servicer under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced: Greenwich Office Park (from 1/1/17 to 12/31/17) and Novo Nordisk (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.13  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced: Greenwich Office Park (from 1/1/17 to 12/31/17) and Novo Nordisk (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.14  National Tax Search, LLC, as Servicing Function Participant under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced: Greenwich Office Park (from 1/1/17 to 12/31/17) and Novo Nordisk (from 1/1/17 to 12/31/17) (see Exhibit 33.8)

33.15  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Vintage Park (from 1/1/17 to 12/31/17) and Huntington Center (from 1/1/17 to 12/31/17) (see Exhibit 33.4)

33.16  Torchlight Loan Services, LLC, as Special Servicer under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced: Greenwich Office Park (from 1/1/17 to 12/31/17) and Novo Nordisk (from 1/1/17 to 12/31/17)

33.17  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Vintage Park (from 1/1/17 to 12/31/17) and Huntington Center (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.18  Wells Fargo Bank, National Association, as Custodian under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced: 101 Hudson Street (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.19  Wells Fargo Bank, National Association, as Custodian under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced: Greenwich Office Park (from 1/1/17 to 12/31/17) and Novo Nordisk (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1  Wells Fargo Bank, National Association, as Certificate Administrator

34.2  Wells Fargo Bank, National Association, as Custodian

34.3  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.4  Rialto Capital Advisors, LLC, as Special Servicer

34.5  Park Bridge Lender Services LLC, as Operating Advisor

34.6  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Vintage Park (from 1/1/17 to 12/31/17) and Huntington Center (from 1/1/17 to 12/31/17)

34.7  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Vintage Park (from 1/1/17 to 12/31/17) and Huntington Center (from 1/1/17 to 12/31/17)

34.8  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Vintage Park (from 1/1/17 to 12/31/17) and Huntington Center (from 1/1/17 to 12/31/17)

34.9  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced: 101 Hudson Street (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.10  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced: 101 Hudson Street (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.11  National Tax Search, LLC, as Servicing Function Participant under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced: 101 Hudson Street (from 1/1/17 to 12/31/17) (see Exhibit 34.8)

34.12  Wells Fargo Bank, National Association, as Master Servicer under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced: Greenwich Office Park (from 1/1/17 to 12/31/17) and Novo Nordisk (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.13  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced: Greenwich Office Park (from 1/1/17 to 12/31/17) and Novo Nordisk (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.14  National Tax Search, LLC, as Servicing Function Participant under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced: Greenwich Office Park (from 1/1/17 to 12/31/17) and Novo Nordisk (from 1/1/17 to 12/31/17) (see Exhibit 34.8)

34.15  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Vintage Park (from 1/1/17 to 12/31/17) and Huntington Center (from 1/1/17 to 12/31/17) (see Exhibit 34.4)

34.16  Torchlight Loan Services, LLC, as Special Servicer under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced: Greenwich Office Park (from 1/1/17 to 12/31/17) and Novo Nordisk (from 1/1/17 to 12/31/17)

34.17  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Vintage Park (from 1/1/17 to 12/31/17) and Huntington Center (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.18  Wells Fargo Bank, National Association, as Custodian under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced: 101 Hudson Street (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.19  Wells Fargo Bank, National Association, as Custodian under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced: Greenwich Office Park (from 1/1/17 to 12/31/17) and Novo Nordisk (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.4  Rialto Capital Advisors, LLC, as Special Servicer

35.5  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Vintage Park (from 1/1/17 to 12/31/17) and Huntington Center (from 1/1/17 to 12/31/17)

35.6  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced: 101 Hudson Street (from 1/1/17 to 12/31/17)

35.7  Wells Fargo Bank, National Association, as Master Servicer under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced: Greenwich Office Park (from 1/1/17 to 12/31/17) and Novo Nordisk (from 1/1/17 to 12/31/17)

35.8  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Vintage Park (from 1/1/17 to 12/31/17) and Huntington Center (from 1/1/17 to 12/31/17)

35.9  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Vintage Park (from 1/1/17 to 12/31/17) and Huntington Center (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.10  Wells Fargo Bank, National Association, as Custodian under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced: 101 Hudson Street (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.11  Wells Fargo Bank, National Association, as Custodian under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced: Greenwich Office Park (from 1/1/17 to 12/31/17) and Novo Nordisk (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated November 22, 2016, between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated November 22, 2016, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated November 22, 2016, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.4) Mortgage Loan Purchase Agreement, dated November 22, 2016, between Morgan Stanley Capital I Inc. and Natixis Real Estate Capital LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.5) Co-Lender Agreement, dated as of November 4, 2016, between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder and Initial Note A-4 Holder, and Citigroup Global Markets Realty Corp., as Initial Note A-5 Holder and Initial Note A-6 Holder, relating to the 681 Fifth Avenue loan combination (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K/A filed on December 20, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.6) Agreement Between Note Holders, dated as of December 5, 2016, between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, Morgan Stanley Bank, N.A., as Initial Note A-3 Holder and Morgan Stanley Bank, N.A., as Initial Note A-4 Holder, relating to the 191 Peachtree loan combination (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.7) Agreement Between Note Holders, dated as of December 7, 2016, between Morgan Stanley Bank, N.A., as Initial Note A-1-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-1-2 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, UBS, AG, as Initial Note A-3 Holder, UBS, AG, as Initial Note A-4 Holder, UBS, AG, as Initial Note A-5 Holder, UBS, AG, as Initial Note A-6 Holder and UBS, AG, as Initial Note A-7 Holder, relating to the Wolfchase Galleria loan combination (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.8) Agreement Between Note Holders, dated as of October 17, 2016, between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder and Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, relating to The Orchard loan combination (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.9) Agreement Between Note Holders, dated as of September 1, 2016, between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-4 Holder, relating to The Falls loan combination (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.10) Co-Lender Agreement, dated as of December 7, 2016, between Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Natixis Real Estate Capital LLC, as Initial Note A-2 Holder, and Natixis Real Estate Capital LLC, as Initial Note A-3 Holder, relating to the Greenwich Office Park loan combination (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.11) Agreement Between Note Holders, dated as of December 7, 2016, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-3 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-4 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-5 Holder, relating to the Federal Way Crossings loan combination (filed as Exhibit 99.11 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.12) Agreement Between Note Holders, dated as of November 14, 2016, between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder and Initial Note A-4 Holder, relating to the Vintage Park loan combination (filed as Exhibit 99.12 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.13) Agreement Between Note Holders, dated as of November 3, 2016, by and between, Wells Fargo Bank, National Association, as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder and Initial Note A-2 Holder, Bank of America, N.A., as Initial Note A-3 Holder and Initial Note A-4 Holder, and Barclays Bank PLC, as Initial Note A-5 Holder, relating to the 101 Hudson Street loan combination (filed as Exhibit 99.13 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.14) Co-Lender and Future Funding Indemnification Agreement, dated as of October 13, 2016, between, Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Natixis Real Estate Capital LLC, as Initial Note A-2 Holder, Natixis Real Estate Capital LLC, as Initial Note A-3 Holder, Natixis Real Estate Capital LLC, as Initial Note A-4 Holder, Natixis Real Estate Capital LLC, as Initial Note A-5 Holder, Natixis Real Estate Capital LLC, as Initial Note A-6 Holder, Natixis Real Estate Capital LLC, as Initial Note A-7 Holder, Natixis Real Estate Capital LLC, as Initial Note A-8 Holder, Natixis Real Estate Capital LLC, as Initial Note A-9 Holder, Natixis Real Estate Capital LLC, as Initial Note A-10 Holder, Natixis Real Estate Capital LLC, as Initial Note A-11 Holder, Natixis Real Estate Capital LLC, as Initial Note A-12 Holder, Natixis Real Estate Capital LLC, as Initial Note A-13 Holder, and Natixis Real Estate Capital LLC, as Future Funding Indemnitor, relating to the Novo Nordisk loan combination (filed as Exhibit 99.14 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.15) Agreement Between Note Holders, dated as of October 7, 2016, between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2 Holder and Morgan Stanley Bank, N.A., as Initial Note A-3 Holder, relating to the Huntington Center loan combination (filed as Exhibit 99.15 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

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

(Depositor)

By: /s/ George Kok

George Kok, President

(senior officer in charge of securitization of the depositor)

Date: April 2, 2018

Exhibit Index

Exhibit No.

(4.1) Pooling and Servicing Agreement, dated as of December 1, 2016, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as trustee, certificate administrator, certificate registrar, authenticating agent and custodian, and Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on December 20, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of November 1, 2016, between Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the MSBAM 2016-C31 securitization transaction, pursuant to which the Vintage Park Mortgage Loan and the Huntington Center Mortgage Loan are serviced (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of November 1, 2016, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, C-III Asset Management LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and custodian, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the MSC 2016-BNK2 securitization transaction, pursuant to which the 101 Hudson Street Mortgage Loan is serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K/A filed on March 1, 2017 under SEC File No. 333-206582-06 and incorporated by reference herein).

(4.4) Pooling and Servicing Agreement, dated as of December 1, 2016, between Credit Suisse Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, Wilmington Trust, National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, certificate registrar, authenticating agent and custodian, and Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, relating to the CSMC 2016-NXSR securitization transaction, pursuant to which the Greenwich Office Park Mortgage Loan and the Novo Nordisk Mortgage Loan are serviced (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K/A filed on February 13, 2017 under SEC File No. 333-206582-06 and incorporated by reference herein).

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

33.2 Wells Fargo Bank, National Association, as Custodian

33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.4 Rialto Capital Advisors, LLC, as Special Servicer

33.5 Park Bridge Lender Services LLC, as Operating Advisor

33.6 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Vintage Park (from 1/1/17 to 12/31/17) and Huntington Center (from 1/1/17 to 12/31/17)

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Vintage Park (from 1/1/17 to 12/31/17) and Huntington Center (from 1/1/17 to 12/31/17)

33.8 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Vintage Park (from 1/1/17 to 12/31/17) and Huntington Center (from 1/1/17 to 12/31/17)

33.9 Wells Fargo Bank, National Association, as Master Servicer under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced: 101 Hudson Street (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.10 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced: 101 Hudson Street (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.11 National Tax Search, LLC, as Servicing Function Participant under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced: 101 Hudson Street (from 1/1/17 to 12/31/17) (see Exhibit 33.8)

33.12 Wells Fargo Bank, National Association, as Master Servicer under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced: Greenwich Office Park (from 1/1/17 to 12/31/17) and Novo Nordisk (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced: Greenwich Office Park (from 1/1/17 to 12/31/17) and Novo Nordisk (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.14 National Tax Search, LLC, as Servicing Function Participant under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced: Greenwich Office Park (from 1/1/17 to 12/31/17) and Novo Nordisk (from 1/1/17 to 12/31/17) (see Exhibit 33.8)

33.15 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Vintage Park (from 1/1/17 to 12/31/17) and Huntington Center (from 1/1/17 to 12/31/17) (see Exhibit 33.4)

33.16 Torchlight Loan Services, LLC, as Special Servicer under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced: Greenwich Office Park (from 1/1/17 to 12/31/17) and Novo Nordisk (from 1/1/17 to 12/31/17)

33.17 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Vintage Park (from 1/1/17 to 12/31/17) and Huntington Center (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.18 Wells Fargo Bank, National Association, as Custodian under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced: 101 Hudson Street (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.19 Wells Fargo Bank, National Association, as Custodian under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced: Greenwich Office Park (from 1/1/17 to 12/31/17) and Novo Nordisk (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator

34.2 Wells Fargo Bank, National Association, as Custodian

34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.4 Rialto Capital Advisors, LLC, as Special Servicer

34.5 Park Bridge Lender Services LLC, as Operating Advisor

34.6 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Vintage Park (from 1/1/17 to 12/31/17) and Huntington Center (from 1/1/17 to 12/31/17)

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Vintage Park (from 1/1/17 to 12/31/17) and Huntington Center (from 1/1/17 to 12/31/17)

34.8 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Vintage Park (from 1/1/17 to 12/31/17) and Huntington Center (from 1/1/17 to 12/31/17)

34.9 Wells Fargo Bank, National Association, as Master Servicer under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced: 101 Hudson Street (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.10 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced: 101 Hudson Street (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.11 National Tax Search, LLC, as Servicing Function Participant under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced: 101 Hudson Street (from 1/1/17 to 12/31/17) (see Exhibit 34.8)

34.12 Wells Fargo Bank, National Association, as Master Servicer under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced: Greenwich Office Park (from 1/1/17 to 12/31/17) and Novo Nordisk (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced: Greenwich Office Park (from 1/1/17 to 12/31/17) and Novo Nordisk (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.14 National Tax Search, LLC, as Servicing Function Participant under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced: Greenwich Office Park (from 1/1/17 to 12/31/17) and Novo Nordisk (from 1/1/17 to 12/31/17) (see Exhibit 34.8)

34.15 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Vintage Park (from 1/1/17 to 12/31/17) and Huntington Center (from 1/1/17 to 12/31/17) (see Exhibit 34.4)

34.16 Torchlight Loan Services, LLC, as Special Servicer under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced: Greenwich Office Park (from 1/1/17 to 12/31/17) and Novo Nordisk (from 1/1/17 to 12/31/17)

34.17 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Vintage Park (from 1/1/17 to 12/31/17) and Huntington Center (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.18 Wells Fargo Bank, National Association, as Custodian under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced: 101 Hudson Street (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.19 Wells Fargo Bank, National Association, as Custodian under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced: Greenwich Office Park (from 1/1/17 to 12/31/17) and Novo Nordisk (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Wells Fargo Bank, National Association, as Custodian

35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.4 Rialto Capital Advisors, LLC, as Special Servicer

35.5 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Vintage Park (from 1/1/17 to 12/31/17) and Huntington Center (from 1/1/17 to 12/31/17)

35.6 Wells Fargo Bank, National Association, as Master Servicer under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced: 101 Hudson Street (from 1/1/17 to 12/31/17)

35.7 Wells Fargo Bank, National Association, as Master Servicer under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced: Greenwich Office Park (from 1/1/17 to 12/31/17) and Novo Nordisk (from 1/1/17 to 12/31/17)

35.8 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Vintage Park (from 1/1/17 to 12/31/17) and Huntington Center (from 1/1/17 to 12/31/17)

35.9 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced: Vintage Park (from 1/1/17 to 12/31/17) and Huntington Center (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.10 Wells Fargo Bank, National Association, as Custodian under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced: 101 Hudson Street (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.11 Wells Fargo Bank, National Association, as Custodian under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced: Greenwich Office Park (from 1/1/17 to 12/31/17) and Novo Nordisk (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated November 22, 2016, between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated November 22, 2016, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated November 22, 2016, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.4) Mortgage Loan Purchase Agreement, dated November 22, 2016, between Morgan Stanley Capital I Inc. and Natixis Real Estate Capital LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.5) Co-Lender Agreement, dated as of November 4, 2016, between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder and Initial Note A-4 Holder, and Citigroup Global Markets Realty Corp., as Initial Note A-5 Holder and Initial Note A-6 Holder, relating to the 681 Fifth Avenue loan combination (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K/A filed on December 20, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.6) Agreement Between Note Holders, dated as of December 5, 2016, between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, Morgan Stanley Bank, N.A., as Initial Note A-3 Holder and Morgan Stanley Bank, N.A., as Initial Note A-4 Holder, relating to the 191 Peachtree loan combination (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.7) Agreement Between Note Holders, dated as of December 7, 2016, between Morgan Stanley Bank, N.A., as Initial Note A-1-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-1-2 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, UBS, AG, as Initial Note A-3 Holder, UBS, AG, as Initial Note A-4 Holder, UBS, AG, as Initial Note A-5 Holder, UBS, AG, as Initial Note A-6 Holder and UBS, AG, as Initial Note A-7 Holder, relating to the Wolfchase Galleria loan combination (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.8) Agreement Between Note Holders, dated as of October 17, 2016, between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder and Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, relating to The Orchard loan combination (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.9) Agreement Between Note Holders, dated as of September 1, 2016, between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-4 Holder, relating to The Falls loan combination (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.10) Co-Lender Agreement, dated as of December 7, 2016, between Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Natixis Real Estate Capital LLC, as Initial Note A-2 Holder, and Natixis Real Estate Capital LLC, as Initial Note A-3 Holder, relating to the Greenwich Office Park loan combination (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.11) Agreement Between Note Holders, dated as of December 7, 2016, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-3 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-4 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-5 Holder, relating to the Federal Way Crossings loan combination (filed as Exhibit 99.11 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.12) Agreement Between Note Holders, dated as of November 14, 2016, between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder and Initial Note A-4 Holder, relating to the Vintage Park loan combination (filed as Exhibit 99.12 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.13) Agreement Between Note Holders, dated as of November 3, 2016, by and between, Wells Fargo Bank, National Association, as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder and Initial Note A-2 Holder, Bank of America, N.A., as Initial Note A-3 Holder and Initial Note A-4 Holder, and Barclays Bank PLC, as Initial Note A-5 Holder, relating to the 101 Hudson Street loan combination (filed as Exhibit 99.13 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.14) Co-Lender and Future Funding Indemnification Agreement, dated as of October 13, 2016, between, Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Natixis Real Estate Capital LLC, as Initial Note A-2 Holder, Natixis Real Estate Capital LLC, as Initial Note A-3 Holder, Natixis Real Estate Capital LLC, as Initial Note A-4 Holder, Natixis Real Estate Capital LLC, as Initial Note A-5 Holder, Natixis Real Estate Capital LLC, as Initial Note A-6 Holder, Natixis Real Estate Capital LLC, as Initial Note A-7 Holder, Natixis Real Estate Capital LLC, as Initial Note A-8 Holder, Natixis Real Estate Capital LLC, as Initial Note A-9 Holder, Natixis Real Estate Capital LLC, as Initial Note A-10 Holder, Natixis Real Estate Capital LLC, as Initial Note A-11 Holder, Natixis Real Estate Capital LLC, as Initial Note A-12 Holder, Natixis Real Estate Capital LLC, as Initial Note A-13 Holder, and Natixis Real Estate Capital LLC, as Future Funding Indemnitor, relating to the Novo Nordisk loan combination (filed as Exhibit 99.14 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.15) Agreement Between Note Holders, dated as of October 7, 2016, between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2 Holder and Morgan Stanley Bank, N.A., as Initial Note A-3 Holder, relating to the Huntington Center loan combination (filed as Exhibit 99.15 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).