Form 10-K
period 2018-12-31
Morgan Stanley Capital I Trust 2016-UBS12
filed 2019-03-29
CIK 1689417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2018

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

Central Index Key Number of the sponsor:0001542256

Natixis Real Estate Capital LLC

(exact names of the sponsors as specified in their charters)

New York	38‑4014781 38‑4014782 38‑7170490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

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

•        the 101 Hudson Street mortgage loan, which is serviced pursuant to the MSC 2016-BNK2 pooling and servicing agreement attached hereto as Exhibit 4.3; and

•      the Greenwich Office Park mortgage loan and the Novo Nordisk mortgage loan, which are serviced pursuant to the CSMC 2016-NXSR pooling and servicing agreement attached hereto as Exhibit 4.4.

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

•        C-III Asset Management LLC is the special servicer under the MSC 2016-BNK2 pooling and servicing agreement, pursuant to which the 101 Hudson Street mortgage loan is serviced. Because C-III Asset Management LLC is not the MSC 2016-UBS12 special servicer, is not affiliated with any sponsor and services only the 101 Hudson Street mortgage loan, which constitutes less than 5% of the mortgage pool, C-III Asset Management LLC, as MSC 2016-BNK2 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•        Torchlight Loan Services, LLC is the special servicer under the CSMC 2016-NXSR pooling and servicing agreement, pursuant to which the Greenwich Office Park and Novo Nordisk mortgage loans are serviced. Because Torchlight Loan Services, LLC is not the MSC 2016-UBS12 special servicer, is not affiliated with any sponsor and services only the Greenwich Office Park and Novo Nordisk mortgage loans, which constitute more than 5% but less than 10% of the mortgage pool, Torchlight Loan Services, LLC, as CSMC 2016-NXSR special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue. The settlement agreement is subject to court approval. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

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

33.2  Wells Fargo Bank, National Association, as Custodian

33.3  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.4  Rialto Capital Advisors, LLC, as Special Servicer

33.5  Park Bridge Lender Services LLC, as Operating Advisor

33.6  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/18 to 12/31/18) and Huntington Center (from 1/1/18 to 12/31/18)

33.7  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/18 to 12/31/18) and Huntington Center (from 1/1/18 to 12/31/18)

33.8  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/18 to 12/31/18) and Huntington Center (from 1/1/18 to 12/31/18)

33.9  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/18 to 12/31/18) (see Exhibit 33.6)

33.10  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/18 to 12/31/18) (see Exhibit 33.7)

33.11  National Tax Search, LLC, as Servicing Function Participant under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/18 to 12/31/18) (see Exhibit 33.8)

33.12  Wells Fargo Bank, National Association, as Master Servicer under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/18 to 12/31/18) and Novo Nordisk (from 1/1/18 to 12/31/18) (see Exhibit 33.6)

33.13  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/18 to 12/31/18) and Novo Nordisk (from 1/1/18 to 12/31/18) (see Exhibit 33.7)

33.14  National Tax Search, LLC, as Servicing Function Participant under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/18 to 12/31/18) and Novo Nordisk (from 1/1/18 to 12/31/18) (see Exhibit 33.8)

33.15  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/18 to 12/31/18) and Huntington Center (from 1/1/18 to 12/31/18) (see Exhibit 33.4)

33.16  Torchlight Loan Services, LLC, as Special Servicer under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/18 to 12/31/18) and Novo Nordisk (from 1/1/18 to 12/31/18)

33.17  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/18 to 12/31/18) and Huntington Center (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.18  Wells Fargo Bank, National Association, as Custodian under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.19  Wells Fargo Bank, National Association, as Custodian under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/18 to 12/31/18) and Novo Nordisk (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1  Wells Fargo Bank, National Association, as Certificate Administrator

34.2  Wells Fargo Bank, National Association, as Custodian

34.3  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.4  Rialto Capital Advisors, LLC, as Special Servicer

34.5  Park Bridge Lender Services LLC, as Operating Advisor

34.6  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/18 to 12/31/18) and Huntington Center (from 1/1/18 to 12/31/18)

34.7  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/18 to 12/31/18) and Huntington Center (from 1/1/18 to 12/31/18)

34.8  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/18 to 12/31/18) and Huntington Center (from 1/1/18 to 12/31/18)

34.9  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/18 to 12/31/18) (see Exhibit 34.6)

34.10  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/18 to 12/31/18) (see Exhibit 34.7)

34.11  National Tax Search, LLC, as Servicing Function Participant under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/18 to 12/31/18) (see Exhibit 34.8)

34.12  Wells Fargo Bank, National Association, as Master Servicer under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/18 to 12/31/18) and Novo Nordisk (from 1/1/18 to 12/31/18) (see Exhibit 34.6)

34.13  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/18 to 12/31/18) and Novo Nordisk (from 1/1/18 to 12/31/18) (see Exhibit 34.7)

34.14  National Tax Search, LLC, as Servicing Function Participant under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/18 to 12/31/18) and Novo Nordisk (from 1/1/18 to 12/31/18) (see Exhibit 34.8)

34.15  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/18 to 12/31/18) and Huntington Center (from 1/1/18 to 12/31/18) (see Exhibit 34.4)

34.16  Torchlight Loan Services, LLC, as Special Servicer under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/18 to 12/31/18) and Novo Nordisk (from 1/1/18 to 12/31/18)

34.17  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/18 to 12/31/18) and Huntington Center (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.18  Wells Fargo Bank, National Association, as Custodian under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.19  Wells Fargo Bank, National Association, as Custodian under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/18 to 12/31/18) and Novo Nordisk (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.4  Rialto Capital Advisors, LLC, as Special Servicer

35.5  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/18 to 12/31/18) and Huntington Center (from 1/1/18 to 12/31/18)

35.6  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/18 to 12/31/18)

35.7  Wells Fargo Bank, National Association, as Master Servicer under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/18 to 12/31/18) and Novo Nordisk (from 1/1/18 to 12/31/18)

35.8  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/18 to 12/31/18) and Huntington Center (from 1/1/18 to 12/31/18)

35.9  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/18 to 12/31/18) and Huntington Center (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.10  Wells Fargo Bank, National Association, as Custodian under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.11  Wells Fargo Bank, National Association, as Custodian under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/18 to 12/31/18) and Novo Nordisk (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated November 22, 2016, between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York and Morgan Stanley Capital I Inc. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

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

Date: March 29, 2019