Form 10-K
period 2019-12-31
Morgan Stanley Capital I Trust 2016-UBS12
filed 2020-03-27
CIK 1689417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2019

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

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

•       C-III Asset Management LLC is the current special servicer under the CSMC 2016-NXSR pooling and servicing agreement, under which the Greenwich Office Park and Novo Nordisk mortgage loans are serviced. In September 2019, Torchlight Loan Services, LLC was replaced as special servicer under the CSMC 2016-NXSR pooling and servicing agreement and succeeded by C-III Asset Management LLC.

•        Torchlight Loan Services, LLC was the special servicer under the CSMC 2016-NXSR pooling and servicing agreement until September 3, 2019, pursuant to which the Greenwich Office Park and Novo Nordisk mortgage loans are serviced. Because Torchlight Loan Services, LLC is not the MSC 2016-UBS12 special servicer, is not affiliated with any sponsor and serviced only the Greenwich Office Park and Novo Nordisk mortgage loans, which constitute more than 5% but less than 10% of the mortgage pool, Torchlight Loan Services, LLC, as CSMC 2016-NXSR special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

In addition to the information regarding this Item that has been disclosed in the prospectus of the issuing entity filed in a 424(b)(2) filing dated December 8, 2016, (i) Wells Fargo Bank, National Association, the master servicer and custodian under the CSMC 2016-NXSR pooling and servicing agreement, pursuant to which the Greenwich Office Park mortgage loan and Novo Nordisk mortgage loan are serviced, is also the MSC 2016-UBS12 custodian and the master servicer and custodian under each Outside Pooling and Servicing Agreement pursuant to which the outside serviced mortgage loans are currently serviced and (ii) C-III Asset Management LLC, the special servicer under the CSMC 2016-NXSR pooling and servicing agreement, pursuant to which the Greenwich Office Park mortgage loan and Novo Nordisk mortgage loan are serviced, is also the special servicer under the MSC 2016-BNK2 pooling and servicing agreement, pursuant to which the 101 Hudson Street mortgage loan is serviced.

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

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year and additional errors during such year were identified during the related audit. Following identification, Midland made staffing changes and additional improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

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

33.2  Wells Fargo Bank, National Association, as Custodian

33.3  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.4  Rialto Capital Advisors, LLC, as Special Servicer

33.5  Park Bridge Lender Services LLC, as Operating Advisor

33.6  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/19 to 12/31/19) and Huntington Center (from 1/1/19 to 12/31/19)

33.7  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/19 to 12/31/19) and Huntington Center (from 1/1/19 to 12/31/19)

33.8  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/19 to 12/31/19) and Huntington Center (from 1/1/19 to 12/31/19)

33.9  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/19 to 12/31/19) (see Exhibit 33.6)

33.10  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/19 to 12/31/19) (see Exhibit 33.7)

33.11  National Tax Search, LLC, as Servicing Function Participant under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/19 to 12/31/19) (see Exhibit 33.8)

33.12  Wells Fargo Bank, National Association, as Master Servicer under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/19 to 12/31/19) and Novo Nordisk (from 1/1/19 to 12/31/19) (see Exhibit 33.6)

33.13  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/19 to 12/31/19) and Novo Nordisk (from 1/1/19 to 12/31/19) (see Exhibit 33.7)

33.14  National Tax Search, LLC, as Servicing Function Participant under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/19 to 12/31/19) and Novo Nordisk (from 1/1/19 to 12/31/19) (see Exhibit 33.8)

33.15  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/19 to 12/31/19) and Huntington Center (from 1/1/19 to 12/31/19) (see Exhibit 33.4)

33.16  C-III Asset Management LLC, as Special Servicer under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/19 to 12/31/19)

33.17  C-III Asset Management LLC, as Special Servicer under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 9/3/19 to 12/31/19) and Novo Nordisk (from 9/3/19 to 12/31/19) (see Exhibit 33.16)

33.18  Torchlight Loan Services, LLC, as Special Servicer under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/19 to 9/2/19) and Novo Nordisk (from 1/1/19 to 9/2/19)

33.19  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/19 to 12/31/19) and Huntington Center (from 1/1/19 to 12/31/19) (see Exhibit 33.2)

33.20  Wells Fargo Bank, National Association, as Custodian under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/19 to 12/31/19) (see Exhibit 33.2)

33.21  Wells Fargo Bank, National Association, as Custodian under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/19 to 12/31/19) and Novo Nordisk (from 1/1/19 to 12/31/19) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1  Wells Fargo Bank, National Association, as Certificate Administrator

34.2  Wells Fargo Bank, National Association, as Custodian

34.3  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.4  Rialto Capital Advisors, LLC, as Special Servicer

34.5  Park Bridge Lender Services LLC, as Operating Advisor

34.6  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/19 to 12/31/19) and Huntington Center (from 1/1/19 to 12/31/19)

34.7  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/19 to 12/31/19) and Huntington Center (from 1/1/19 to 12/31/19)

34.8  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/19 to 12/31/19) and Huntington Center (from 1/1/19 to 12/31/19)

34.9  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/19 to 12/31/19) (see Exhibit 34.6)

34.10  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/19 to 12/31/19) (see Exhibit 34.7)

34.11  National Tax Search, LLC, as Servicing Function Participant under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/19 to 12/31/19) (see Exhibit 34.8)

34.12  Wells Fargo Bank, National Association, as Master Servicer under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/19 to 12/31/19) and Novo Nordisk (from 1/1/19 to 12/31/19) (see Exhibit 34.6)

34.13  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/19 to 12/31/19) and Novo Nordisk (from 1/1/19 to 12/31/19) (see Exhibit 34.7)

34.14  National Tax Search, LLC, as Servicing Function Participant under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/19 to 12/31/19) and Novo Nordisk (from 1/1/19 to 12/31/19) (see Exhibit 34.8)

34.15  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/19 to 12/31/19) and Huntington Center (from 1/1/19 to 12/31/19) (see Exhibit 34.4)

34.16  C-III Asset Management LLC, as Special Servicer under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/19 to 12/31/19)

34.17  C-III Asset Management LLC, as Special Servicer under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 9/3/19 to 12/31/19) and Novo Nordisk (from 9/3/19 to 12/31/19) (see Exhibit 34.16)

34.18  Torchlight Loan Services, LLC, as Special Servicer under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/19 to 9/2/19) and Novo Nordisk (from 1/1/19 to 9/2/19)

34.19  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/19 to 12/31/19) and Huntington Center (from 1/1/19 to 12/31/19) (see Exhibit 34.2)

34.20  Wells Fargo Bank, National Association, as Custodian under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/19 to 12/31/19) (see Exhibit 34.2)

34.21  Wells Fargo Bank, National Association, as Custodian under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/19 to 12/31/19) and Novo Nordisk (from 1/1/19 to 12/31/19) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.4  Rialto Capital Advisors, LLC, as Special Servicer

35.5  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/19 to 12/31/19) and Huntington Center (from 1/1/19 to 12/31/19)

35.6  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/19 to 12/31/19) (see Exhibit 35.5)

35.7  Wells Fargo Bank, National Association, as Master Servicer under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/19 to 12/31/19) and Novo Nordisk (from 1/1/19 to 12/31/19) (see Exhibit 35.5)

35.8  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/19 to 12/31/19) and Huntington Center (from 1/1/19 to 12/31/19) (see Exhibit 35.4)

35.9  C-III Asset Management LLC, as Special Servicer under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/19 to 12/31/19)

35.10  C-III Asset Management LLC, as Special Servicer under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 9/3/19 to 12/31/19) and Novo Nordisk (from 9/3/19 to 12/31/19)

35.11  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/19 to 12/31/19) and Huntington Center (from 1/1/19 to 12/31/19) (see Exhibit 35.2)

35.12  Wells Fargo Bank, National Association, as Custodian under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/19 to 12/31/19) (see Exhibit 35.2)

35.13  Wells Fargo Bank, National Association, as Custodian under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/19 to 12/31/19) and Novo Nordisk (from 1/1/19 to 12/31/19) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated November 22, 2016, between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York and Morgan Stanley Capital I Inc. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

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

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, Director and President

(senior officer in charge of securitization of the depositor)

Date:  March 27, 2020