Form 10-K
period 2021-12-31
Morgan Stanley Capital I Trust 2016-UBS12
filed 2022-03-29
CIK 1689417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2021

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

 •      Greystone Servicing Company LLC is the current special servicer under the CSMC 2016-NXSR pooling and servicing agreement, pursuant to which the Greenwich Office Park mortgage loan was serviced until December 5, 2021 and the Novo Nordisk mortgage loan was serviced until November 5, 2021, and the MSC 2016-BNK2 pooling and servicing agreement, pursuant to which the 101 Hudson Street mortgage loan is serviced. On August 26, 2020, C-III Asset Management LLC was replaced as special servicer under the CSMC 2016-NXSR pooling and servicing agreement and the MSC 2016-BNK2 pooling and servicing agreement and was succeeded by Greystone Servicing Company LLC, to which C-III Asset Management LLC assigned substantially all of its assets.

 •      National Tax Search, LLC merged into CoreLogic Solutions, LLC in 2021.  CoreLogic Solutions, LLC’s report on assessment of compliance with servicing criteria and registered public accounting firm attestation report, in each case provided pursuant to Item 1122 of Regulation AB, also relate to National Tax Search, LLC’s platform for the reporting period.

 •      The Novo Nordisk mortgage loan, which was serviced pursuant to the CSMC 2016-NXSR pooling and servicing agreement, was paid in full on November 5, 2021.

 •      The Greenwich Office Park mortgage loan, which was serviced pursuant to the CSMC 2016-NXSR pooling and servicing agreement, was paid in full on December 5, 2021.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•        Wells Fargo Bank, National Association, as master servicer under the MSBAM 2016-C31 pooling and servicing agreement, pursuant to which the Vintage Park and Huntington Center mortgage loans are serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the Vintage Park and Huntington Center mortgage loans for the reporting period.

•        Wells Fargo Bank, National Association, as master servicer under the MSC 2016-BNK2 pooling and servicing agreement, pursuant to which the 101 Hudson Street mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the 101 Hudson Street mortgage loan for the reporting period.

•        Wells Fargo Bank, National Association, as master servicer under the CSMC 2016-NXSR pooling and servicing agreement, pursuant to which the Greenwich Office Park mortgage loan was serviced until December 5, 2021 and the Novo Nordisk mortgage loan was serviced until November 5, 2021, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the Greenwich Office Park and Novo Nordisk mortgage loans for the reporting period.

•        On November 1, 2021, pursuant to the second amended and restated servicing agreement attached hereto as Exhibit 99.16, Computershare Trust Company, National Association was engaged to perform all or virtually all of Wells Fargo Bank, National Association’s roles as certificate administrator, custodian and trustee, as applicable, under (i) the pooling and servicing agreement and (ii) each Outside Pooling and Servicing Agreement.

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

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

33.1  Wells Fargo Bank, National Association, as Certificate Administrator

33.2  Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

33.3  Wells Fargo Bank, National Association, as Custodian

33.4  Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

33.5  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.6  Rialto Capital Advisors, LLC, as Special Servicer

33.7  Park Bridge Lender Services LLC, as Operating Advisor

33.8  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/21 to 12/31/21) and Huntington Center (from 1/1/21 to 12/31/21)

33.9  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/21 to 12/31/21) and Huntington Center (from 1/1/21 to 12/31/21)

33.10  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/21 to 12/31/21) (see exhibit 33.8)

33.11  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/21 to 12/31/21) (see exhibit 33.9)

33.12  Wells Fargo Bank, National Association, as Master Servicer under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/21 to 12/5/21) and Novo Nordisk (from 1/1/21 to 11/5/21) (see exhibit 33.8)

33.13  CoreLogic Solutions, LLC, as Servicing Function Participant under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/21 to 12/5/21) and Novo Nordisk (from 1/1/21 to 11/5/21) (see exhibit 33.9)

33.14  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/21 to 12/31/21) and Huntington Center (from 1/1/21 to 12/31/21) (see exhibit 33.6)

33.15  Greystone Servicing Company LLC, as Special Servicer under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/21 to 12/31/21)

33.16  Greystone Servicing Company LLC, as Special Servicer under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/21 to 12/5/21) and Novo Nordisk (from 1/1/21 to 11/5/21) (see exhibit 33.15)

33.17  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/21 to 12/31/21) and Huntington Center (from 1/1/21 to 12/31/21) (see exhibit 33.3)

33.18  Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 11/1/21 to 12/31/21) and Huntington Center (from 11/1/21 to 12/31/21) (see exhibit 33.4)

33.19  Wells Fargo Bank, National Association, as Custodian under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/21 to 12/31/21) (see exhibit 33.3)

33.20  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 11/1/21 to 12/31/21) (see exhibit 33.4)

33.21  Wells Fargo Bank, National Association, as Custodian under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/21 to 12/5/21) and Novo Nordisk (from 1/1/21 to 11/5/21) (see exhibit 33.3)

33.22  Computershare Trust Company, National Association, as Servicing Function Participant under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 11/1/21 to 12/5/21) and Novo Nordisk (from 11/1/21 to 11/5/21) (see exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1  Wells Fargo Bank, National Association, as Certificate Administrator

34.2  Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

34.3  Wells Fargo Bank, National Association, as Custodian

34.4  Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

34.5  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.6  Rialto Capital Advisors, LLC, as Special Servicer

34.7  Park Bridge Lender Services LLC, as Operating Advisor

34.8  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/21 to 12/31/21) and Huntington Center (from 1/1/21 to 12/31/21)

34.9  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/21 to 12/31/21) and Huntington Center (from 1/1/21 to 12/31/21)

34.10  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/21 to 12/31/21) (see exhibit 34.8)

34.11  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/21 to 12/31/21) (see exhibit 34.9)

34.12  Wells Fargo Bank, National Association, as Master Servicer under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/21 to 12/5/21) and Novo Nordisk (from 1/1/21 to 11/5/21) (see exhibit 34.8)

34.13  CoreLogic Solutions, LLC, as Servicing Function Participant under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/21 to 12/5/21) and Novo Nordisk (from 1/1/21 to 11/5/21) (see exhibit 34.9)

34.14  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/21 to 12/31/21) and Huntington Center (from 1/1/21 to 12/31/21) (see exhibit 34.6)

34.15  Greystone Servicing Company LLC, as Special Servicer under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/21 to 12/31/21)

34.16  Greystone Servicing Company LLC, as Special Servicer under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/21 to 12/5/21) and Novo Nordisk (from 1/1/21 to 11/5/21) (see exhibit 34.15)

34.17  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/21 to 12/31/21) and Huntington Center (from 1/1/21 to 12/31/21) (see exhibit 34.3)

34.18  Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 11/1/21 to 12/31/21) and Huntington Center (from 11/1/21 to 12/31/21) (see exhibit 34.4)

34.19  Wells Fargo Bank, National Association, as Custodian under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/21 to 12/31/21) (see exhibit 34.3)

34.20  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 11/1/21 to 12/31/21) (see exhibit 34.4)

34.21  Wells Fargo Bank, National Association, as Custodian under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/21 to 12/5/21) and Novo Nordisk (from 1/1/21 to 11/5/21) (see exhibit 34.3)

34.22  Computershare Trust Company, National Association, as Servicing Function Participant under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 11/1/21 to 12/5/21) and Novo Nordisk (from 11/1/21 to 11/5/21) (see exhibit 34.4)

(35). Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

35.3  Wells Fargo Bank, National Association, as Custodian

35.4  Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

35.5  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.6  Rialto Capital Advisors, LLC, as Special Servicer

35.7  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/21 to 12/31/21) and Huntington Center (from 1/1/21 to 12/31/21)

35.8  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/21 to 12/31/21) (see exhibit 35.7)

35.9  Wells Fargo Bank, National Association, as Master Servicer under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/21 to 12/5/21) and Novo Nordisk (from 1/1/21 to 11/5/21) (see exhibit 35.7)

35.10  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/21 to 12/31/21) and Huntington Center (from 1/1/21 to 12/31/21) (see exhibit 35.6)

35.11 Greystone Servicing Company LLC, as Special Servicer under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/21 to 12/31/21)

35.12 Greystone Servicing Company LLC, as Special Servicer under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/21 to 12/5/21) and Novo Nordisk (from 1/1/21 to 11/5/21) (see Exhibit 35.11)

35.13  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/21 to 12/31/21) and Huntington Center (from 1/1/21 to 12/31/21) (see exhibit 35.3)

35.14  Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 11/1/21 to 12/31/21) and Huntington Center (from 11/1/21 to 12/31/21) (see exhibit 35.4)

35.15  Wells Fargo Bank, National Association, as Custodian under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/21 to 12/31/21) (see exhibit 35.3)

35.16  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 11/1/21 to 12/31/21) (see exhibit 35.4)

35.17  Wells Fargo Bank, National Association, as Custodian under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 1/1/21 to 12/5/21) and Novo Nordisk (from 1/1/21 to 11/5/21) (see exhibit 35.3)

35.18  Computershare Trust Company, National Association, as Servicing Function Participant under the CSMC 2016-NXSR securitization, pursuant to which the following mortgage loans were serviced by such party: Greenwich Office Park (from 11/1/21 to 12/5/21) and Novo Nordisk (from 11/1/21 to 11/5/21) (see exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated November 22, 2016, between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York and Morgan Stanley Capital I Inc. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

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

(99.16) Second Amended and Restated Servicing Agreement, effective as of October 31, 2021, between Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, N.A., Computershare Trust Company, National Association, Computershare Delaware Trust Company and Computershare Limited (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 5, 2021 under SEC File No. 333-206582-06 and incorporated by reference herein).

(b) See (a) above.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, President

(senior officer in charge of securitization of the depositor)

Date:  March 29, 2022