Form 10-K
period 2025-12-31
Morgan Stanley Capital I Trust 2016-UBS12
filed 2026-03-24
CIK 1689417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2025

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

 •     Effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and replaced Wells Fargo Bank, National Association in its capacities as master servicer, primary servicer and special servicer, as applicable, under each Outside Pooling and Servicing Agreement.

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

•        Effective as of March 1, 2025, Trimont LLC, as the successor to Wells Fargo Bank, National Association in each of its servicing capacities described above, engaged CoreLogic Solutions, LLC to act as a servicing function participant with respect to the same servicing and reporting functions for which Wells Fargo Bank, National Association engaged CoreLogic Solutions, LLC as described above.

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

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated December 8, 2016.  In addition, effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and is acting as master servicer, primary servicer and special servicer, as applicable, under each Outside Pooling and Servicing Agreement to the same extent that Wells Fargo Bank, National Association previously acted in such capacities.

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

33.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.5    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.6    Rialto Capital Advisors, LLC, as Special Servicer

33.7    Park Bridge Lender Services LLC, as Operating Advisor

33.8    Trimont LLC, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 3/1/25 to 12/31/25) and Huntington Center (from 3/1/25 to 12/31/25)

33.9    Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/25 to 2/28/25) and Huntington Center (from 1/1/25 to 2/28/25)

33.10 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/25 to 12/31/25) and Huntington Center (from 1/1/25 to 12/31/25)

33.11 Trimont LLC, as Master Servicer under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 3/1/25 to 12/31/25) (see exhibit 33.8)

33.12 Wells Fargo Bank, National Association, as Master Servicer under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/25 to 2/28/25) (see exhibit 33.9)

33.13 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/25 to 12/31/25) (see exhibit 33.10)

33.14 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/25 to 12/31/25) and Huntington Center (from 1/1/25 to 12/31/25) (see exhibit 33.6)

33.15 Greystone Servicing Company LLC, as Special Servicer under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/25 to 12/31/25)

33.16 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/25 to 12/31/25) and Huntington Center (from 1/1/25 to 12/31/25) (see exhibit 33.3)

33.17 Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/25 to 12/31/25) and Huntington Center (from 1/1/25 to 12/31/25) (see exhibit 33.4)

33.18 Wells Fargo Bank, National Association, as Custodian under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/25 to 12/31/25) (see exhibit 33.3)

33.19 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/25 to 12/31/25) (see exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.5    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.6    Rialto Capital Advisors, LLC, as Special Servicer

34.7    Park Bridge Lender Services LLC, as Operating Advisor

34.8    Trimont LLC, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 3/1/25 to 12/31/25) and Huntington Center (from 3/1/25 to 12/31/25)

34.9    Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/25 to 2/28/25) and Huntington Center (from 1/1/25 to 2/28/25)

34.10 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/25 to 12/31/25) and Huntington Center (from 1/1/25 to 12/31/25)

34.11 Trimont LLC, as Master Servicer under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 3/1/25 to 12/31/25) (see exhibit 34.8)

34.12 Wells Fargo Bank, National Association, as Master Servicer under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/25 to 2/28/25) (see exhibit 34.9)

34.13 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/25 to 12/31/25) (see exhibit 34.10)

34.14 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/25 to 12/31/25) and Huntington Center (from 1/1/25 to 12/31/25) (see exhibit 34.6)

34.15 Greystone Servicing Company LLC, as Special Servicer under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/25 to 12/31/25)

34.16 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/25 to 12/31/25) and Huntington Center (from 1/1/25 to 12/31/25) (see exhibit 34.3)

34.17 Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/25 to 12/31/25) and Huntington Center (from 1/1/25 to 12/31/25) (see exhibit 34.4)

34.18 Wells Fargo Bank, National Association, as Custodian under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/25 to 12/31/25) (see exhibit 34.3)

34.19 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/25 to 12/31/25) (see exhibit 34.4)

(35). Servicer compliance statement.

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

35.3    Wells Fargo Bank, National Association, as Custodian

35.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.6    Rialto Capital Advisors, LLC, as Special Servicer

35.7    Trimont LLC, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 3/1/25 to 12/31/25) and Huntington Center (from 3/1/25 to 12/31/25)

35.8    Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/25 to 2/28/25) and Huntington Center (from 1/1/25 to 2/28/25)

35.9    Trimont LLC, as Master Servicer under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 3/1/25 to 12/31/25) (see exhibit 35.7)

35.10 Wells Fargo Bank, National Association, as Master Servicer under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/25 to 2/28/25) (see exhibit 35.8)

35.11 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/25 to 12/31/25) and Huntington Center (from 1/1/25 to 12/31/25) (see exhibit 35.6)

35.12 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/25 to 12/31/25) and Huntington Center (from 1/1/25 to 12/31/25) (see exhibit 35.3)

35.13 Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2016-C31 securitization, pursuant to which the following mortgage loans were serviced by such party: Vintage Park (from 1/1/25 to 12/31/25) and Huntington Center (from 1/1/25 to 12/31/25) (see exhibit 35.4)

35.14 Wells Fargo Bank, National Association, as Custodian under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/25 to 12/31/25) (see exhibit 35.3)

35.15 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2016-BNK2 securitization, pursuant to which the following mortgage loans were serviced by such party: 101 Hudson Street (from 1/1/25 to 12/31/25) (see exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated November 22, 2016, between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York and Morgan Stanley Capital I Inc. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

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

(99.10) Agreement Between Note Holders, dated as of December 7, 2016, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-3 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-4 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-5 Holder, relating to the Federal Way Crossings loan combination (filed as Exhibit 99.11 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.11) Agreement Between Note Holders, dated as of November 14, 2016, between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder and Initial Note A-4 Holder, relating to the Vintage Park loan combination (filed as Exhibit 99.12 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.12) Agreement Between Note Holders, dated as of November 3, 2016, by and between, Wells Fargo Bank, National Association, as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder and Initial Note A-2 Holder, Bank of America, N.A., as Initial Note A-3 Holder and Initial Note A-4 Holder, and Barclays Bank PLC, as Initial Note A-5 Holder, relating to the 101 Hudson Street loan combination (filed as Exhibit 99.13 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.13) Agreement Between Note Holders, dated as of October 7, 2016, between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2 Holder and Morgan Stanley Bank, N.A., as Initial Note A-3 Holder, relating to the Huntington Center loan combination (filed as Exhibit 99.15 to the registrant's Current Report on Form 8-K filed on December 8, 2016 under SEC File No. 333-206582-06 and incorporated by reference herein).

(99.14) Second Amended and Restated Servicing Agreement, effective as of October 31, 2021, between Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, N.A., Computershare Trust Company, N.A., Computershare Delaware Trust Company and Computershare Limited (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 5, 2021 under SEC File No. 333-206582-06 and incorporated by reference herein).

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

Date:  March 24, 2026